Form 10-K
period 2012-12-31
Entergy Arkansas Restoration Funding, LLC
filed 2013-03-28
CIK 1495216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

              Yes [ ]  No [  ] Not applicable.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

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

(b)              See Item 15(a)(3).

(c)              Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Company is a wholly-owned subsidiary of Entergy Arkansas, Inc., which is the depositor, sponsor and servicer.

Item 1122.  Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123  Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2013.

ENTERGY ARKANSAS RESTORATION FUNDING, LLC
(Issuing Entity)By: Entergy Arkansas, Inc., as servicer

       /s/  Alyson M. Mount
Name:   Alyson M. Mount
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