Form 10-K
period 2013-12-31
Entergy Arkansas Restoration Funding, LLC
filed 2014-03-28
CIK 1495216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

The Assertion of Compliance of Applicable Servicing Criteria of the trustee, The Bank of New York Mellon (the “Trustee”), identified two material instances of non-compliance.  The Trustee has advised Entergy Arkansas Restoration Funding, LLC (the “Issuer”) that these instances of non-compliance did not affect the Issuer’s Senior Secured Storm Recovery Bonds (the “Bonds”).  The Issuer requested that the Trustee provide further information about the two instances of non-compliance, specifically:
● The asset type(s) included in the sample of transactions reviewed for purposes of assessing compliance with servicing criteria applicable to them, where the identified instances of noncompliance were found to exist, and whether the identified instances of noncompliance involved the subject transaction;
● The extent or scope of any material instance of noncompliance, including any material impacts or effects as a result of the material instances of noncompliance that have affected payments or expected payments on the asset-backed securities; and
● The party’s current plans, if any, or actions already undertaken, for remediating the material instance of noncompliance or the impacts caused by the material instance of noncompliance.

The Issuer did not possess any information regarding any of the items above, but the Trustee provided the following information with respect to each item:

(1) Non-compliance - Item 1122(d)(3)(i):
During the twelve months ended December 31, 2013 (the “Period”), certain servicing reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements.

Discussion: The Trustee advised the Issuer that its ABS platform was tested through a process of random sampling of the myriad asset classes that are present on said platform.  The Trustee advised that the asset classes related to the identified non-compliance spanned auto receivables, credit card receivables and corporate bonds.  The Trustee indicated that the identified instance of non-compliance did not involve the Issuer.  The Trustee advised that the reports involved in the non-compliance were in the nature of servicing reports, and due to an administrative error, erroneous reports were transmitted.  According to the Trustee, this non-compliance did not cause any missed payments or miscalculation of payments.

The Trustee has advised that when management became aware of such instances, controls designed to prevent such occurrences in the future were implemented.  The Trustee indicated that impacted  investors received either (i) reports containing accurate information that were not previously distributed or (ii) revised  reports notifying investors that previous information in reports were revised with corrected information. Reports were delivered to investors and filed on EDGAR on Form 10-D or Form 10-D/A, as required.

(2) Non-compliance-- Item 1122(d)(3)(ii):
During the Period, a distribution payment due to certain investors in an auto transaction was not remitted in accordance with the timeframes set forth in the related transaction agreements.

Discussion: The Trustee advised the Issuer that its ABS platform was tested through a process of random sampling of the myriad asset classes that are present on said platform.   The Trustee advised that the non-compliance affected an auto transaction in the Platform.  The Trustee confirmed that the identified instance of non-compliance did not affect the Issuer.  The Trustee said that the affected investors were paid the distribution a day late, due to an administrative error in not sending the wire out in a timely manner on the due date.  According to the Trustee, when the Trustee’s management became aware of such instance, the transaction was properly set-up on the Trustee’s automated payment system and other controls designed to prevent such occurrences in the future were implemented. The Trustee indicated that notice of the failure was made available to investors in the transaction through the facilities of DTC on August 21, 2013 and on a Form 10-D filed on EDGAR on the same date, and investors were offered compensation for the one day remittance delay.  According to the Trustee, the investor report was not revised as it accurately reflected the amounts due to investors and available for payment on the payment due date.

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

Item 1122.  Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123  Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2014.

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