Form 10-K
period 2018-12-31
Entergy Arkansas Restoration Funding, LLC
filed 2019-03-28
CIK 1495216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-168010-01
Central Index Key Number of issuing entity: 0001495216
ENTERGY ARKANSAS RESTORATION FUNDING, LLC
(Exact name of issuing entity as specified in its charter)

ENTERGY ARKANSAS, LLC
(Exact name of depositor and sponsor as specified in its charter)
Commission File Number of depositor: 001-10764
Central Index Key Number of depositor: 0000007323

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
              [X] Yes                [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
              Yes [ ] No [ ] Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [  ]    Accelerated filer [ ]  Non-accelerated filer [X] Smaller reporting company [ ]
Emerging growth company [ ]

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

On November 30, 2018, Entergy Arkansas, Inc., the servicer (“EAI”), completed an internal restructuring of EAI pursuant to which (among other events) (i) EAI converted from an Arkansas corporation to a Texas corporation (the “Conversion”) effective November 19, 2018, and (ii) EAI through a merger under the Texas Business Organizations Code (the “Merger”) transferred substantially all of its assets and liabilities to Entergy Arkansas Power, LLC, a Texas limited liability company, on November 30, 2018, which was subsequently renamed “Entergy Arkansas, LLC” (“EAL”) on December 1, 2018.

With the completion of the Restructuring, EAL holds substantially all of the assets, and has assumed substantially all the liabilities, of EAI.

Among other actions, effective November 30, 2018, EAL assumed EAI’s rights, obligations and liabilities under various agreements (including the Storm Recovery Property Servicing Agreement (Exhibit 99.1), Storm Recovery Property Purchase and Sale Agreement (Exhibit 99.2), and the Administration Agreement (Exhibit 99.3)), and became the sole successor member of the Issuing Entity.

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

*31.1 Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1 Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Arkansas, LLC.

*33.2 Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Arkansas, LLC.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.

*35.1 Servicer compliance statement.

99.1 Storm Recovery Property Servicing Agreement dated as of August 18, 2010 between the Issuing Entity and Entergy Arkansas, LLC (formerly known as Entergy Arkansas, Inc.), as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Issuing Entity's Report on Form 8-K dated August 18, 2010).

99.2 Storm Recovery Property Purchase and Sale Agreement dated as of August 18, 2010 between the Issuing Entity and Entergy Arkansas, LLC (formerly known as Entergy Arkansas, Inc.), as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated August 18, 2010).

99.3 Administration Agreement dated as of August 18, 2010 between the Issuing Entity and Entergy Arkansas, LLC (formerly known as Entergy Arkansas, Inc.), as administrator (incorporated by reference to exhibit 99.3 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated August 18, 2010).

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

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Company is a wholly-owned subsidiary of Entergy Arkansas, LLC, a successor in interest to Entergy Arkansas, Inc., which is the depositor, sponsor and servicer.

Item 1122. Compliance with Applicable Servicing Criteria.

See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2019.

ENTERGY ARKANSAS RESTORATION FUNDING, LLC
(Issuing Entity)

By: Entergy Arkansas, LLC, as servicer

By:/s/ Steven C. McNeal
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